Form 10-K
period 2007-12-31
Luminent Mortgage Trust 2007-2
filed 2008-03-27
CIK 1396840

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-140604-01

      Luminent Mortgage Trust 2007-2
      (exact name of issuing entity as specified in its charter)

      Lares Asset Securitization, Inc.
      (exact name of the depositor as specified in its charter)

      Luminent Mortgage Capital, Inc.
      (exact name of the sponsor as specified in its charter)



  New York                                54-2199868
  (State or other jurisdiction of         54-2199869
  incorporation or organization)          54-2199870
                                          54-2199871
                                          54-2199872
                                          54-2199873
                                          54-2199874
                                          54-2199875
                                          54-2199876
                                          54-2199877
                                          54-2199878
                                          54-2199879
                                          54-2199880
                                          54-2199881
                                          54-2199882
                                          54-2199883
                                          54-2199884
                                          54-2199885
                                          54-2199886
                                          54-2199887
                                          54-6747779
                                          54-6747780
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
   (Address of principal executive              (Zip Code)
   offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

ABN AMRO Bank, N.V. provides a swap and cap derivative instrument for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the significance percentage for the swap and cap agreements is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

Six separate complaints have been filed in the United States District Court for the Northern District of California against Luminent Mortgage Capital, Inc. ("Luminent"), the sponsor of the Luminent Mortgage Trust 2007-2 Mortgage Pass-Through Certificates, Series 2007-2 (the "Certificates"), and against certain of its current and former directors and officers. Each complaint alleges materially false and misleading statements in violation of the federal securities laws, purports to be a class action on behalf of certain purchasers of Luminent common stock and seeks unspecified damages, costs and expenses. The legal proceedings related to these complaints have been consolidated into a single action. A consolidated complaint has been filed, on behalf of a purported class of investors who purchased our securities between June 25, 2007 and August 6, 2007. The lawsuit alleges generally, that the defendants violated federal securities laws by making material misrepresentations to the market concerning our operations and prospects, thereby artificially inflating the price of our common stock. The complaints seek unspecified damages.

The case involves complex issues of law and fact and has not yet progressed to the point where Luminent can:

        * predict its outcome;
        * estimate damages that might result from the case; or,
        * predict the effect that final resolution that the case might have on Luminent's business, financial condition or results of operations, although such effect could be materially adverse. Luminent believes these allegations to be without merit. Luminent intends to seek dismissal of the lawsuit for failure to state a valid legal claim, and if the case is not dismissed on motion, to vigorously defend itself against these allegations. Luminent maintains directors and officers liability insurance which it believes should provide coverage to it and its officers and directors for most or all of any costs, settlements or judgments resulting from the lawsuit.

In addition, a stockholder derivative action was filed on August 31, 2007 in the Superior Court of the State of California, County of San Francisco, in which an individual stockholder purports to assert claims on our behalf against numerous directors and officers for alleged breach of fiduciary duty, abuse of control and other similar claims. Luminent believes the allegations in the stockholder derivative complaint to be without merit and filed motions to dismiss all claims. In response to these motions, plaintiff voluntarily filed an amended derivative complaint. Luminent intends to file motions to dismiss the amended complaint; those motions are currently scheduled to be filed on April 13, 2008. Furthermore, any recovery in the derivative lawsuit would be payable to Luminent, and this lawsuit is therefore unlikely to have a material negative effect on its business, financial condition or results of operations.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated May 1, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicers', [use full legal name of actual servicer], Assessments of Compliance and related Attestation Reports did not address each of the servicing criteria that the Servicers were required to address under the terms of the related Servicing Agreements. The Servicers have not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreements in the Servicer Compliance Statements provided under Item 1123 of Regulation AB, because the Servicers assert that those items are not applicable to the Servicers.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) The Pooling Agreement, dated as of April 1, 2007, by and among
      Lares Asset Securitization, Inc., a Delaware corporation, as depositor, Maia Mortgage Finance Statutory Trust, a Maryland business trust, as seller, Wells Fargo Bank, N.A., a national banking association, as securities administrator and as master servicer, and HSBC Bank USA, National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 to the Issuing Entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007)

  (10) Incorporated by reference as Exhibit (4)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 IndyMac Bank, F.S.B. as Servicer
    33.2 National City Mortgage Co. as Servicer
    33.3 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    33.4 Regulus Group LLC as Sub-Contractor for National City Mortgage Co.
    33.5 Wells Fargo Bank, N.A. as Servicer
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.7 Wells Fargo Bank, N.A. as Paying Agent
    33.8 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 IndyMac Bank, F.S.B. as Servicer
    34.2 National City Mortgage Co. as Servicer
    34.3 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    34.4 Regulus Group LLC as Sub-Contractor for National City Mortgage Co.
    34.5 Wells Fargo Bank, N.A. as Servicer
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.7 Wells Fargo Bank, N.A. as Paying Agent
    34.8 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 IndyMac Bank, F.S.B. as Servicer
    35.2 National City Mortgage Co. as Servicer
    35.3 Wells Fargo Bank, N.A. as Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Luminent Mortgage Trust 2007-2
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Diane Courtney
   Diane Courtney, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 26, 2008



  Exhibit Index

  Exhibit No.


   (4) The Pooling Agreement, dated as of April 1, 2007, by and among
       Lares Asset Securitization, Inc., a Delaware corporation, as depositor, Maia Mortgage Finance Statutory Trust, a Maryland business trust, as seller, Wells Fargo Bank, N.A., a national banking association, as securities administrator and as master servicer, and HSBC Bank USA, National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 to the Issuing Entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007)

   (10) Incorporated by reference as Exhibit (4)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 IndyMac Bank, F.S.B. as Servicer
    33.2 National City Mortgage Co. as Servicer
    33.3 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    33.4 Regulus Group LLC as Sub-Contractor for National City Mortgage Co.
    33.5 Wells Fargo Bank, N.A. as Servicer
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.7 Wells Fargo Bank, N.A. as Paying Agent
    33.8 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 IndyMac Bank, F.S.B. as Servicer
    34.2 National City Mortgage Co. as Servicer
    34.3 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    34.4 Regulus Group LLC as Sub-Contractor for National City Mortgage Co.
    34.5 Wells Fargo Bank, N.A. as Servicer
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.7 Wells Fargo Bank, N.A. as Paying Agent
    34.8 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 IndyMac Bank, F.S.B. as Servicer
    35.2 National City Mortgage Co. as Servicer
    35.3 Wells Fargo Bank, N.A. as Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
